Form 10-K
period 2007-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-C1
filed 2008-03-28
CIK 1420062

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140804-06

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-C1 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      Natixis Real Estate Capital Inc.
      (exact name of the sponsors as specified in its charter)



  New York                                54-2201193
  (State or other jurisdiction of         54-2201194
  incorporation or organization of        (I.R.S. Employer
  issuing entity)                         Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Issuing entity telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    None.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgage property that secures the American Cancer Society Plaza loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-C1. The Net Operating Income of such significant obligor for the third quarter of 2007 is $3,414,662, for the fourth quarter of 2007 is $3,376,869 and for the 2007 Fiscal Year End is $11,970,177.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated December 20, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance, required to be delivered under the pooling and servicing agreement for this transaction, are attached hereto under Item 15.

None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports, has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements, required to be delivered under the pooling and servicing agreement for this transaction are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

  (10.1) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

  (10.2) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, among Natixis Real Estate Capital Inc., Natixis Commercial Mortgage Funding, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Natixis Real Estate Capital Inc. and Natixis Commerical Mortgage Funding, LLC (Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    33.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 Wells Fargo Bank, N.A. as Custodian for The Gurnee Mills loan
    33.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    34.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 Wells Fargo Bank, N.A. as Custodian for The Gurnee Mills loan
    34.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan



   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    35.3 Midland Loan Services, Inc. as Special Servicer
    35.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    35.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Paying Agent
    35.8 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

   (10.1) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

   (10.2) Mortgage Loan Purchase Agreement, dated as of December 20, 2007, among Natixis Real Estate Capital Inc., Natixis Commercial Mortgage Funding, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Natixis Real Estate Capital Inc. and Natixis Commerical Mortgage Funding, LLC (Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2008 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    33.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 Wells Fargo Bank, N.A. as Custodian for The Gurnee Mills loan
    33.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    34.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 Wells Fargo Bank, N.A. as Custodian for The Gurnee Mills loan
    34.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan


   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Centerline Servicing Inc. as Special Servicer for The Gurnee Mills loan
    35.3 Midland Loan Services, Inc. as Special Servicer
    35.4 Midland Loan Services, Inc. as Master Servicer for The Gurnee Mills loan
    35.5 Newmark Realty Capital, Inc. (Limited) as Sub-Contractor for Capmark Finance Inc.
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Paying Agent
    35.8 Wells Fargo Bank, N.A. as Paying Agent and Trustee for The Gurnee Mills loan
